Form 10-Q
period 2021-06-30
Healthcare Capital Corp/DE
filed 2021-08-17
CIK 1822935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 27,500,000 Class A common stock, $0.0001 par value and 6,875,000 Class B common stock, $0.0001 par value, issued and outstanding.

HEALTHCARE CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021
TABLE OF CONTENTS

i

HEALTHCARE CAPITAL CORP.
CONDENSED BALANCE SHEET

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,115,098	$—
Prepaid expenses	186,750	—
Total Current Assets	1,301,848	—

Deferred offering costs	—	165,029
Marketable securities held in Trust Account	275,007,395	—
TOTAL ASSETS	$276,309,243	$165,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$404,657	$1,374
Accrued offering costs	—	50,175
Due to related parties	—	89,854
Total Current Liabilities	404,657	141,403

Deferred underwriting fee payable	10,325,000	—
Warrant liability	15,000,000	—
Total Liabilities	25,729,657	141,403

Commitments and Contingencies

Class A common stock subject to possible redemption, 24,557,298 shares at $10 per share	245,579,585	—

Stockholders’ Equity
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,942,702 shares issued and outstanding (excluding 24,557,298 shares subject to possible redemption) at June 30, 2021	294	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 and 6,900,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	687	690
Additional paid-in capital	—	24,310
Retained earnings (Accumulated deficit)	4,999,020	(1,374)
Total Stockholders’ Equity	5,000,001	23,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,309,243	$165,029

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE CAPITAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Formation and operating costs	$421,093	$695,108
Loss from operations	(421,093)	(695,108)

Other (expense) income:
Change in fair value of warrants	(2,053,500)	7,330,000
Transaction costs allocated to warrant liabilities	—	(850,929)
Fair value of warrant liability in excess of purchase price paid for Private Placement Warrants	—	(680,000)
Interest earned on marketable securities held in Trust Account	4,180	7,395
Other (expense) income, net	(2,049,320)	5,806,466

Net (Loss) Income	$(2,470,413)	$5,111,358

Weighted average shares outstanding of redeemable Class A common stock	24,804,709	25,379,500
Basic and diluted net income per share, redeemable Class A common stock	$—	$—

Weighted average shares outstanding of non-redeemable Class B common stock	9,570,291	8,664,505
Basic and diluted net income per share, non-redeemable Class B common stock	$(0.26)	$0.59

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE CAPITAL CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in		(Accumulated deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital		earnings	Equity
Balance — January 1, 2021	—	$—	6,900,000	$690		$24,310	$(1,374)	$23,626

Sale of 27,500,000 units, net of underwriting discounts and offering costs	27,500,000	2,750	—	—		245,441,852	—	245,444,602

Forfeiture of Founder Shares	—	—	(25,000)	(3)		3	—	—

Class A common stock subject to redemptions	(24,804,709)	(2,481)	—	—		(245,466,165)	(2,581,347)	(248,049,993)

Net income	—	—	—	—		—	7,581,771	7,581,771
Balance — March 31, 2021	2,695,291	$269	6,875,000	$687	$	---	$4,999,050	$5,000,006

Class A Common stock subject to redemptions	247,411	25	—	—		—	2,470,383	2,470,408

Net loss	—	—	—	—		—	(2,470,413)	(2,470,413)
Balance — June 30, 2021	2,942,702	$294	6,875,000	$687	$	---	$4,999,020	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE CAPITAL CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$5,111,358
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants	(7,330,000)
Fair value of warrant liability in excess of purchase price paid for Private Placement Warrants	680,000
Transaction costs allocated to warrant liabilities	850,929
Interest earned on marketable securities held in Trust Account	(7,395)
Changes in operating assets and liabilities:
Prepaid expenses	(186,750)
Accrued expenses	403,283
Net cash used in operating activities	(478,575)

Cash Flows from Investing Activities:
Investment in cash into Trust Account, net of repayment to the sponsor of overfunded amount	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,200,000
Proceeds from sale of Private Placement Warrants	6,800,000
Proceeds from promissory note – related party	258
Repayment of promissory note – related party	(90,112)
Payments of offering costs	(316,473)
Net cash provided by financing activities	276,593,673

Net Change in Cash	1,115,098
Cash – Beginning	—
Cash – Ending	$1,115,098

Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$248,049,992
Change in value of Class A common stock subject to possible redemption	(2,470,407)
Deferred underwriting fee payable	$10,325,000
Initial classification of warrant liability	$22,330,000
Forfeiture of Founder Shares	$(3)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 18, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $15,556,327, consisting of $4,800,000 of underwriting fees, $10,325,000 of deferred underwriting fees and $431,327 of other offering costs. In addition, cash of $1,115,098 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.1 million in its operating bank accounts and working capital of approximately $1 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the promissory note (the “Note”) (see Note 5), and the proceeds from the sales of the Private Placement Warrants not held in the Trust Account. The Note was repaid on March 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”) (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and expenses for the reporting periods presented.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $15,556,327 were charged to stockholder’s equity upon the completion of the Initial Public Offering excluding, $850,929 which were expensed in the condensed statement of operations (see Note 1).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ASC 480 and ASC 815, Derivatives and Hedging ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At June 30, 2021, weighted-average shares were reduced for the effect of an aggregate of 281,250 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,550,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes by the weighted-average number of Class A common stock subject to possible redemption outstanding during the respective reporting periods.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted-average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common stock
Interest Income	$4,180	$7,395
Less: Income taxes and franchise fees available to be withdrawn from the Trust Account	(4,180)	(7,395)
Redeemable Net Earnings	$—	$—
Denominator: Weighted-Average Redeemable Class A Common Stock
Redeemable Class A common stock, Basic and Diluted	24,804,709	25,379,500
Earnings/Basic and Diluted Redeemable Class A Common Stock	—	—

Non-Redeemable Class B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(2,470,413)	$5,111,358
Less: Redeemable Net Earnings	$4,180	$7,395
Non-Redeemable Net (Loss) Income	$(2,466,233)	$5,118,753
Denominator: Weighted-Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	9,570,291	8,664,505
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.26)	$0.59

As of June 30, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s stockholders.

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update, (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant or $6,800,000 in the aggregate, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the fair value of the Private Placement Warrants exceeding the purchase price at the time of purchase, the Company incurred a charge of $680,000 during the quarter ended June 30, 2021.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 2, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On January 14, 2021, the Company effected a 1.2 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares. The Founder Shares include an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture. As a result of the partial exercise of the underwriter’s overallotment, 875,000 shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited. The Founder Shares collectively represent 20% of the Company’s issued and outstanding shares as of June 30, 2021.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021 to pay the Sponsor a total of $10,000 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000, respectively, in fees related to these services. There were no amounts included in accrued expenses at December 31, 2020 or June 30, 2021.

Promissory Notes — Related Party

On September 2, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note is non-interest bearing and is payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $90,112 under the promissory note which was repaid on March 31, 2021. As of June 30, 2021, there were no amounts outstanding under the Note. Borrowings under the Promissory Note are no longer available.

Due to Sponsor

At the closing of the Initial Public Offering, on January 20, 2021, the Sponsor over-funded, the Trust Account in the amount of $3,000,000. These funds were returned by the trustee to the Sponsor on January 21, 2021.

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020 there were no Working Capital Loans outstanding.

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7 — STOCKHOLDERS’ EQUITY (Restated)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 2,942,702 shares of Class A common stock issued and outstanding, excluding 24,557,298 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021, there were 6,875,000 shares of Class B common stock issued and outstanding.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

At June 30, 2021, assets held in the Trust Account were comprised of $275,007,395 in a money market fund which is invested in U.S. Treasury Securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$275,007,395	$—
Liabilities:
Warrant liability – Public Warrants	1	9,900,000	—
Warrant liability – Private Placement Warrants	3	5,100,000	—

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The key inputs into the Monte Carlo simulation model for the Public Warrants and the Private Placement Warrants were as follows at initial measurement:

Input	January 20, 2021 (Initial Measurement)
Risk-free interest rate	0.62%
Trading days per year	250
Expected volatility	16.4%
Exercise price	$11.50
Stock Price	$9.46

On January 20, 2021, the fair value of the Public Warrants and Private Placement Warrants were determined to be $1.08 and $1.10 per warrant, respectively, for aggregate values of $14.8 million and $7.5 million, respectively.

Subsequent Measurement

The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The key inputs into the Monte Carlo simulation for the Private Placement Warrants as of June 30, 2021 were:

Input	June 30, 2021
Risk-free interest rate	0.96%
Trading days per year	250
Expected volatility	15.0%
Exercise price	$11.50
Stock Price	$9.65

The following table presents the changes in the Level 3 fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 20, 2021	7,480,000	14,850,000	22,330,000
Change in fair value	(3,196,000)	(6,187,500)	(9,383,500)
Transfer to Level 1	—	(8,662,500)	(8,662,500)
Fair value as of March 31, 2021	$4,284,000	$—	$4,284,000
Change in fair value	816,000	—	816,000
Fair value as of June 30, 2021	$5,100,000	$—	$5,100,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $8,662,500.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements other than the following:

On July 7, 2021, Healthcare Capital Corp., a Delaware corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alpha Tau Medical Ltd., a company organized under the laws of the State of Israel ( “Alpha Tau”) and Archery Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Alpha Tau (“Merger Sub”).

Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other transactions contemplated by the Merger Agreement (the “Transactions”), the Company will become a wholly owned subsidiary of Alpha Tau, with the securityholders of the Company becoming securityholders of Alpha Tau.

The parties anticipate that the Transactions will be consummated in the fourth quarter of 2021, after the required approval by the stockholders of the Company (the “Company Stockholder Approval”) and the ordinary and preferred shareholders of Alpha Tau (the “Alpha Tau Shareholder Approval”) and the fulfillment or waiver of certain other conditions.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor and certain insiders entered into a letter agreement (the “Sponsor Support Agreement”) in favor of the Company and Alpha Tau, pursuant to which they have agreed to, among other items, (i) vote all shares of common stock of the Company beneficially owned by them in favor of the Transactions and each other proposal related to the Transactions proposed by the Company’s board of directors at the meeting of the Company stockholders relating to the Transactions; (ii) appear at such stockholder meeting (or otherwise cause such shares to be counter as present thereat) for the purpose of establishing a quorum; (iii) vote all such shares against any action that would reasonably be expected to impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Merger Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of the Company under the Merger Agreement or any other agreement entered into in connection with the Transactions or result in any of the conditions set forth in Article IX of the Merger Agreement not being fulfilled and against any change in business, management or the board of directors of the Company (other than as contemplated by the Transactions); (v) not to redeem or seek to redeem any such shares, in connection with the Company Stockholder Approval; and (vi) not to transfer, assign or sell such shares, except to certain permitted transferees, prior to the consummation of the Transactions.

Additionally, the Sponsor Support Agreement provides that the Sponsor and such insiders agreed not to transfer any of the Alpha Tau’s equity securities owned by the Sponsor and such insiders, except to certain permitted transferees, beginning at the Effective Time and continuing until the earlier of (x) one year following the Closing Date (as defined in the Merger Agreement and (y) following the date that the last sale price of the Alpha Tau Ordinary Shares equals or exceeds $12.00 per share (subject to certain adjustments) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing Date.

The Sponsor Support Agreement also provides that the Sponsor will, immediately prior to the Effective Time, surrender to HCCC for no consideration 1,031,250 Founder Shares and 1,020,000 Private Placement Warrants owned by the Sponsor (the “Forfeiture”). Further, in the event that the Aggregate Transaction Proceeds (as defined in the Merger Agreement) are less than or equal to $225,000,000, the Sponsor will, immediately prior to the Effective Time, surrender to HCCC for no consideration 1,718,750 Founder Shares and 1,700,000 private placement warrants (collectively, the “Redemption Equity”). In the event that the Aggregate Transaction Proceeds exceed $225,000,000 but are less than $250,000,000, the Sponsor will, immediately prior to the Effective Time, surrender to HCCC for no consideration such percentage of Redemption Equity that is equal to 100% minus the quotient of (x) the amount by which the Aggregate Transaction Proceeds exceed $225,000,000 (not to exceed $25,000,000), divided by (y) $25,000,000. In the event the Aggregate Transaction Proceeds exceed $250.0 million, no Redemption Equity will be forfeited. Further, an additional 1,375,000 Founder Shares and 1,360,000 Private Placement Warrants (the “Conditional Equity”) are subject to vesting over a three year period following the Closing Date (the “Earnout Period”). The Conditional Equity shall vest only if the volume-weighted average price of Alpha Tau’s ordinary shares on the Nasdaq exceeds $14.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like recapitalization) for 20 trading days within any 30-trading day period (the “Earnout Condition”). If the Earnout Condition is not satisfied, the Conditional Equity shall not vest and the Sponsor shall, immediately as of the expiration of the Earnout Period, automatically be deemed to irrevocably transfer to Alpha Tau, surrender and forfeit (and the Sponsor shall take all actions necessary to effect such transfer, surrender and forfeiture) for no consideration the Conditional Equity. During the Earnout Period, subject to certain exceptions, the Sponsor shall not transfer the Conditional Equity.

PIPE Subscription Agreements

On July 7, 2021, concurrently with the execution of the Merger Agreement, Alpha Tau entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Alpha Tau has agreed to issue and sell to the PIPE Investors, an aggregate of approximately 9,150,000 Alpha Tau Ordinary Shares (on a post-Share Split basis) for an aggregate purchase price of up to $91,500,000.00 (the “PIPE Investment”) immediately prior to the Effective Time, on the terms and subject to the conditions set forth therein. The Subscription Agreement contains customary representations and warranties of Alpha Tau, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the Merger.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination, including the Transactions (as defined herein);
●	our expectations around the performance of the prospective target business or businesses, including Alpha Tau (as defined herein);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses in the healthcare industry;
●	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ liquidity and trading;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our Initial Public Offering.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC as well as the Risk Factors section of the proxy statement/ prospectus included in the registration statement on Form F-4 for the proposed Merger (as defined below) when it becomes available.. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On July 7, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alpha Tau Medical Ltd., a company organized under the laws of the State of Israel ( “Alpha Tau”) and Archery Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Alpha Tau (“Merger Sub”). Alpha Tau is a clinical-stage oncology therapeutics company focused on the research, development and commercialization of the highly potent, yet uniquely conformal, localized radiation therapy for solid tumors. The proprietary Alpha DaRT technology is designed to utilize the specific therapeutic properties of alpha particles while aiming to overcome, and even harness for potential benefit, the traditional shortcomings of alpha radiation’s limited range. Alpha Tau believes that the Alpha DaRT technology has the potential to be broadly applicable across multiple targets and tumor types.

The parties anticipate that the Transactions will be consummated in the fourth quarter of 2021, after the required approval by the stockholders of the Company (the “Company Stockholder Approval”) and the ordinary and preferred shareholders of Alpha Tau (the “Alpha Tau Shareholder Approval”) and the fulfillment or waiver of certain other conditions as described below.

Upon the consummation of the Transactions (the “Effective Time”), the existing shareholders of Alpha Tau will own approximately 59.3% of the outstanding ordinary shares of Alpha Tau (“Alpha Tau Ordinary Shares”)  and our stockholders and the PIPE Investors (as defined below) will own the remaining Alpha Tau Ordinary Shares.

The following securities issuances will be made by Alpha Tau to our securityholders at the Effective Time and in each case assume the Share Split (as defined below) has occurred: (i) each share of our Class A common stock (including shares issuable upon the conversion of our Class B common stock as described below) will be exchanged for one Alpha Tau Ordinary Share and (ii) each outstanding warrant of the Company will be assumed by Alpha Tau and will become a warrant of Alpha Tau (each, an “Alpha Tau Warrant”) (with the number of Alpha Tau Ordinary Shares underlying the Alpha Tau Warrants and the exercise price of such Alpha Tau Warrants subject to adjustment in accordance with the terms of the Merger Agreement).

Immediately prior to the Effective Time, (i) each preferred share of Alpha Tau will be automatically converted into such number of Alpha Tau Ordinary Shares as determined in accordance with the existing articles of association of Alpha Tau; (ii) each Alpha Tau Ordinary Share that is issued and outstanding immediately prior to the Effective Time will be split into 0.905292 of one Alpha Tau Ordinary Share (rounded to the nearest whole number) (the “Split Factor”). The Split Factor was set as of the date of the execution of the Merger Agreement and is based upon the agreed pre-money equity value of Alpha Tau (rounded to the nearest whole number) (the “Share Split”); and (iii) outstanding securities convertible into Alpha Tau Ordinary Shares shall be adjusted to give effect to the foregoing transactions and remain outstanding. Additionally, concurrently with the closing of the Merger, Alpha Tau will issue securities pursuant to the Subscription Agreements, as described in more detail below.

Following the Share Split and immediately prior to the Effective Time, each share of our Class B common stock will be automatically converted into one share of our Class A common stock and subsequently exchanged into one Alpha Tau Ordinary Share, as described above.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor and certain insiders entered into a letter agreement (the “Sponsor Support Agreement”) in favor of the Company and Alpha Tau, pursuant to which they have agreed to, among other items, (i) vote all shares of common stock of the Company beneficially owned by them in favor of the Transactions and each other proposal related to the Transactions proposed by the Company’s board of directors at the meeting of the Company stockholders relating to the Transactions; (ii) appear at such stockholder meeting (or otherwise cause such shares to be counter as present thereat) for the purpose of establishing a quorum; (iii) vote all such shares against any action that would reasonably be expected to impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Merger Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of the Company under the Merger Agreement or any other agreement entered into in connection with the Transactions or result in any of the conditions set forth in Article IX of the Merger Agreement not being fulfilled and against any change in business, management or the board of directors of the Company (other than as contemplated by the Transactions); (v) not to redeem or seek to redeem any such shares, in connection with the Company Stockholder Approval; and (vi) not to transfer, assign or sell such shares, except to certain permitted transferees, prior to the consummation of the Transactions.

Additionally, the Sponsor Support Agreement provides that the Sponsor and such insiders agreed not to transfer any of the Alpha Tau’s equity securities owned by the Sponsor and such insiders, except to certain permitted transferees, beginning at the Effective Time and continuing until the earlier of (x) one year following the Closing Date (as defined in the Merger Agreement and (y) following the date that the last sale price of the Alpha Tau Ordinary Shares equals or exceeds $12.00 per share (subject to certain adjustments) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing Date.

The Sponsor Support Agreement also provides that the Sponsor will, immediately prior to the Effective Time, surrender to HCCC for no consideration 1,031,250 Founder Shares and 1,020,000 Private Placement Warrants owned by the Sponsor (the “Forfeiture”). Further, in the event that the Aggregate Transaction Proceeds (as defined in the Merger Agreement) are less than or equal to $225,000,000, the Sponsor will, immediately prior to the Effective Time, surrender to HCCC for no consideration 1,718,750 Founder Shares and 1,700,000 private placement warrants (collectively, the “Redemption Equity”). In the event that the Aggregate Transaction Proceeds exceed $225,000,000 but are less than $250,000,000, the Sponsor will, immediately prior to the Effective Time, surrender to HCCC for no consideration such percentage of Redemption Equity that is equal to 100% minus the quotient of (x) the amount by which the Aggregate Transaction Proceeds exceed $225,000,000 (not to exceed $25,000,000), divided by (y) $25,000,000. In the event the Aggregate Transaction Proceeds exceed $250.0 million, no Redemption Equity will be forfeited. Further, an additional 1,375,000 Founder Shares and 1,360,000 Private Placement Warrants (the “Conditional Equity”) are subject to vesting over a three year period following the Closing Date (the “Earnout Period”). The Conditional Equity shall vest only if the volume-weighted average price of Alpha Tau’s ordinary shares on the Nasdaq exceeds $14.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like recapitalization) for 20 trading days within any 30-trading day period (the “Earnout Condition”). If the Earnout Condition is not satisfied, the Conditional Equity shall not vest and the Sponsor shall, immediately as of the expiration of the Earnout Period, automatically be deemed to irrevocably transfer to Alpha Tau, surrender and forfeit (and the Sponsor shall take all actions necessary to effect such transfer, surrender and forfeiture) for no consideration the Conditional Equity. During the Earnout Period, subject to certain exceptions, the Sponsor shall not transfer the Conditional Equity.

Alpha Tau Support Agreement

Concurrently with the execution of the Merger Agreement, Alpha Tau, the Company, certain Alpha Tau Shareholders entered into an agreement (the “Alpha Tau Support Agreement”) pursuant to which such Alpha Tau Shareholders agreed to, among other items, (i) vote all beneficially owned shares of Alpha Tau in favor of the Merger and the other transactions contemplated by the Merger Agreement and each other proposal on the agenda at a shareholder meeting called by Alpha Tau for the relating to the Transactions, (ii) appear at such meeting or otherwise cause such shares to be counted as present thereat for the purpose of establishing a quorum; (ii) vote or execute a written consent against any Company Alternative Transaction Proposal (as defined in the Merger Agreement) and any other action that would reasonably be expected to impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Merger Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of Alpha Tau under the Merger Agreement or any other agreement entered into in connection with; and (iii) not to transfer, assign or sell such shares, except to certain permitted transferees, prior to the consummation of the Transactions.

Additionally, pursuant to the Alpha Tau Support Agreement, such Alpha Tau Shareholders agreed not to transfer any of Alpha Tau’s equity securities owned by owned by such Alpha Tau Shareholders, except to certain permitted transferees, beginning at the Effective Time and continuing until the earlier of (x) 180 days following the Closing Date (as defined in the Merger Agreement) and (y) following the date that the last sale price of the Alpha Tau Ordinary Shares equals or exceeds $12.00 per share (subject to certain adjustments) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing Date.

PIPE Subscription Agreements

On July 7, 2021, concurrently with the execution of the Merger Agreement, Alpha Tau entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Alpha Tau has agreed to issue and sell to the PIPE Investors, an aggregate of approximately 9,150,000 Alpha Tau Ordinary Shares (on a post-Share Split basis) for an aggregate purchase price of up to $91,500,000.00 (the “PIPE Investment”) immediately prior to the Effective Time, on the terms and subject to the conditions set forth therein. The Subscription Agreement contains customary representations and warranties of Alpha Tau, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the Merger.

The Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed on July 8, 2021. Other than as specifically discussed, this report does not assume the closing of the proposed Transactions.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those related to the Initial Public Offering, described below and identifying a target company for a Business Combination.  We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $2,470,413, derived primarily from net operating cost of $421,093 and change in fair value of warrant liability of $2,053,500, offset by interest earned on marketable securities held in Trust Account of $4,180.

For the six months ended June 30, 2021, we had a net income of $5,111,358, derived primarily from the change in the fair value of warrant liability of $7,330,000 and interest earned on marketable securities held in Trust Account of $7,395, offset by operating cost of $695,108, fair value of the warrant liability in excess of purchase price paid for Private Placement Warrants of $680,000, and transaction cost allocated to warrant liability of $850,929.

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

For the six months ended June 30, 2021, cash used in operating activities was $478,575. Net income of $5,111,358 was adjusted for the following non-cash items including the change in fair value of warrant liability of $7,330,000, interest earned on marketable securities held in the Trust Account of $7,395, the change in fair value of the warrant liability in excess of purchase price paid for Private Placement Warrants of $680,000 and transaction cost allocated to warrant liability of $850,929. Changes in operating assets and liabilities provided $216,533 of cash for operating activities.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $275,000,000 was placed in the Trust Account. We incurred $15,556,327 in transaction costs, including $4,800,000 of underwriting fees, $10,325,000 of deferred underwriting fees and $431,327 of other offering costs.

At June 30, 2021, we had cash and marketable securities held in the Trust Account of $275,007,395. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $1,115,098 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity ASC 480 and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted-average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted-average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Our internal control over financial reporting did not result in the proper accounting classification of the Public Warrants and Private Placement Warrants we issued in January 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our Initial Public Offering in January 2021.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on January 14, 2021 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on June 1, 2021. For risk factors relating to Alpha Tau and the Transactions, please see the proxy statement/prospectus included in the registration statement of Alpha Tau to be filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from our Initial Public Offering and private placement as is described in the Company’s final prospectus, dated January 14, 2021..

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of July 7, 2021, by and among Healthcare Capital Corp., Archery Merger Sub Inc. and Alpha Tau Medical Ltd. (1).
3.1	Amended and Restated Certificate of Incorporation. (3).
3.2	Bylaws. (2).
10.1	Form of Sponsor Letter Agreement, dated as of July 7, 2021, by and among Healthcare Capital Sponsor LLC, Healthcare Capital Corp., Alpha Tau Medical Ltd. And the investors named on the signature pages thereto. (1).
10.2	Form of Support Agreement, dated as of July 7, 2021, by and among Alpha Tau Medical Ltd., Healthcare Capital Corp., and the shareholders of Alpha Tau Medical Ltd. Named on the signature pages thereto. (1).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 8, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on December 21, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 21, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE CAPITAL CORP.

Date: August 16, 2021		/s/ William Johns
	Name:	William Johns
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Philip A. Baseil
	Name:	Philip A. Baseil
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)