Form 10-Q
period 2021-09-30
Healthcare Capital Corp/DE
filed 2021-11-15
CIK 1822935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 27,500,000 shares of Class A common stock, $0.0001 par value and shares of 6,875,000 Class B common stock, $0.0001 par value, issued and outstanding.

HEALTHCARE CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021
TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from August 18, 2020 (Inception) through September 30, 2020 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from August 18, 2020 (Inception) through September 30, 2020 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from August 18, 2020 (Inception) through September 30, 2020 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Control and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

i

HEALTHCARE CAPITAL CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$733,020	$—
Prepaid expenses	90,750	—
Total Current Assets	823,770	—

Deferred offering costs	—	165,029
Marketable securities held in Trust Account	275,011,620	—
TOTAL ASSETS	$275,835,390	$165,029

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$433,331	$1,374
Accrued offering costs	—	50,175
Due to related parties	—	89,854
Total Current Liabilities	433,331	141,403

Deferred underwriting fee payable	10,325,000	—
Warrant liability	14,247,500	—
Total Liabilities	25,005,831	141,403

Commitments and Contingencies

Class A common stock, $.0001 par value; 100,000,000 shares authorized; 27,500,000 and no shares subject to possible redemption issued and outstanding at redemption value at September 30, 2021 and December 31, 2020, respectively	275,000,000	—

Stockholders’ (Deficit) Equity
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 and 6,900,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	687	690
Additional paid-in capital	—	24,310
Accumulated deficit	(24,171,128)	(1,374)
Total Stockholders’ (Deficit) Equity	(24,170,441)	23,626
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$275,835,390	$165,029

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE CAPITAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 18, 2020 (Inception) Through September 30, 2020
Formation and operating costs	$506,752	$1,201,860	$878
Loss from operations	(506,752)	(1,201,860)	(878)

Other income:
Change in fair value of warrants	752,500	8,082,500	—
Transaction costs allocated to warrant liabilities	—	(850,929)	—
Fair value of warrant liability in excess of purchase price paid for Private Placement Warrants	—	(680,000)	—
Interest earned on marketable securities held in Trust Account	4,225	11,620	—
Total other income, net	756,725	$6,563,191	—

Net income (loss)	$249,973	$5,361,331	$(878)

Weighted average shares outstanding of Class A common stock	27,500,000	$25,485,348	—
Basic and diluted net income per share, redeemable Class A common stock	$0.01	$0.17	$0.00
Weighted average shares outstanding of Class B common stock	6,875,000	6,810,897	6,250,000
Basic and diluted net income per share, Class B common stock	$0.01	0.17	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE CAPITAL CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(RESTATED)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	6,900,000	$690	$24,310	$(1,374)	$23,626

Accretion for Class A common stock to redemption amount	—	—	(24,313)	(29,531,085)	(29,555,398)

Forfeiture of Founder Shares	(25,000)	(3)	3	—	—

Balance — March 31, 2021	6,875,000	$687	$—	$(21,950,688)	$(21,950,001)

Net loss	—	—	—	(2,470,413)	(2,470,413)
Balance — June 30, 2021	6,875,000	$687	$—	$(24,421,101)	$(24,420,414)

Net income	—	—	—	249,973	249,973
Balance — September 30, 2021	6,875,000	$687	$—	$(24,171,128)	$(24,170,441)

FOR THE PERIOD FROM AUGUST 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders ’
	Shares	Amount	Capital	Deficit	Equity
Balance — August 18, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	(878)	(878)
Balance — September 30, 2020	6,900,000	$690	$24,310	$(878)	$24,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE CAPITAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,	For the Period from August 18, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$5,361,331	$(878)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(8,082,500)	—
Transaction costs allocated to warrant liabilities	850,929	—
Fair Value of Warrant Liability in excess of Purchase Price	680,000
Interest earned on marketable securities held in Trust Account	(11,620)	—
Changes in operating assets and liabilities:
Prepaid expenses	(90,750)	—
Accrued expenses	431,957	878
Net cash used in operating activities	(860,653)	—

Cash Flows from Investing Activities:
Investment in cash into Trust Account	(275,000,000)	—
Net cash used in investing activities	(275,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,200,000	—
Proceeds from sale of Private Placement Warrants	6,800,000	—
Proceeds from promissory note – related party	258	—
Repayment of promissory note – related party	(90,112)	—
Payments of offering costs	(316,473)	—
Net cash provided by financing activities	276,593,673	—

Net Change in Cash	733,020	—
Cash – Beginning	—	—
Cash – Ending	$733,020	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$17,675
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Initial classification of Class A common stock subject to possible redemption	$275,000,000	$—
Deferred underwriting fee payable	$10,325,000	$—
Initial classification of warrant liability	$22,330,000	$—
Forfeiture of Founder Shares	$(3)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 18, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, including the proposed business combination with Alpha Tau Medical Ltd. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statements for the Company’s Initial Public Offering were declared effective on January 14, 2021. On January 20, 2021, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,500,000 Units, at $10.00 per Unit, generating gross proceeds of $275,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,800,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Healthcare Capital Sponsor, LLC (the “Sponsor”), generating gross proceeds of $6,800,000, which is described in Note 5.

Transaction costs amounted to $15,556,327, consisting of $4,800,000 of underwriting fees, $10,325,000 of deferred underwriting fees and $431,327 of other offering costs

Following the closing of the Initial Public Offering on January 20, 2021, an amount of $275,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

SEPTEMBER 30, 2021

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.7 million in its operating bank accounts and working capital of approximately $0.5 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover certain formation and offering costs in exchange for the issuance of the Founder Shares, a loan of up to $300,000 from the Sponsor pursuant to the promissory note (the “Note”) (see Note 6), and the proceeds from the sales of the Private Placement Warrants not held in the Trust Account. The Note was repaid on March 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”) (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan. In November 2021, the Sponsor committed to provide loans of up to $50,000 to the Company through November 14, 2022, if needed and requested by the Company, which loans will be non-interest bearing, unsecured and payable upon consummation of a Business Combination.

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to restate the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of January 20, 2021
Class A common stock subject to possible redemption	$238,937,290	$36,062,710	$275,000,000
Class A common stock	$361	$(361)	$—
Additional paid-in capital	$6,531,264	$(6,531,264)	$—
Accumulated deficit	$(1,532,203)	$(29,531,085)	$(31,063,388)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(36,062,710)	$(31,062,701)

Balance Sheet as of March 31, 2021
Class A common stock subject to possible redemption	$248,049,992	$26,950,008	$275,000,000
Class A common stock	$270	$(270)	$-
Retained earnings/(Accumulated deficit)	$4,961,551	$(26,949,738)	$(21,988,187)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(26,950,008)	$(21,950,001)

Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption	$245,579,585	$29,420,415	$275,000,000
Class A common stock	$294	$(294)	$-
Retained earnings/(Accumulated deficit)	$4,999,020	$(29,420,121)	$(24,421,101)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(29,420,415)	$(24,420,414)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 27,500,000 Units, net of underwriter discounts and offering expenses	$245,430,403	$(245,430,403)	$—
Initial value of common stock subject to possible redemption	$(248,049,993)	$248,049,993	$—
Accretion for Class A common stock to possible redemption amount	$—	$(29,555,398)	$(29,555,398)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(26,950,008)	$(21,950,001)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of common stock subject to redemption	$(2,470,383)	$2,420,383	$—
Total Stockholders’ Equity (Deficit)	$5,000,001	$(29,420,415)	$(24,420,414)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A common stock subject to possible redemption	$248,049,992	$26,950,008	$275,000,000

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A common stock subject to possible redemption	$248,049,992	$26,950,008	$275,000,000
Change in Class A common stock subject to possible redemption	$(2,470,407)	2,470,407	—

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously		As Previously		As Previously
	Reported For the Three Months Ended	As Restated For the Three Months Ended	Reported For the Three Months Ended	As Restated For the Three Months Ended	Reported For the Six Months Ended	As Restated For the Six Months Ended
	March 31, 2021	March 31, 2021	June 30, 2021	June 30, 2021	June 30, 2021	June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,893,729	21,388,889	24,804,709	27,500,000	25,379,500	24,461,326
Basic and diluted net loss per share, Class A common stock	$—	$0.27	$—	$(0.07)	$—	$0.16
Basic and diluted weighted average shares outstanding, Class B common stock	9,485,433	6,680,556	9,570,291	6,875,000	8,664,505	6,778,315
Basic and diluted net loss per share, Class B common stock	$0.80	$0.27	$(0.26)	$(0.07)	$0.59	$0.16

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

SEPTEMBER 30, 2021

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $15,556,327 were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering excluding, $850,929 which were included as expenses in the condensed statement of operations (see Note 1).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$275,000,000
Less:
Proceeds allocated to Public Warrants	$(14,850,000)
Class A common stock issuance costs	(14,705,398)
Plus:
Accretion of carrying value to redemption value	$29,555,398

Class A common stock subject to possible redemption	$275,000,000

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and Financial Accounting Standards Board (FASB) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ASC 480 and ASC 815, Derivatives and Hedging ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially estimated using a Monte Carlo simulation with subsequent remeasurements of the Public Warrants utilizing the trading stock price (see Note 9).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020 The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Net Income (Loss) Per Share

Net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net loss per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net loss per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,550,000 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 18, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net income (loss), as adjusted	$199,978	$49,995	$4,230,689	$1,130,642	$—	$(878)
Denominator:
Basic and diluted weighted average shares outstanding	27,500,000	6,875,000	25,485,348	6,810,897	—	6,250,000

Basic and diluted net income per common stock	$0.01	$0.01	$0.17	$0.17	$—	$0.00

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,500,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 9).

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant or $6,800,000 in the aggregate, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the fair value of the Private Placement Warrants exceeding the purchase price at the time of purchase, the Company incurred a charge of $680,000 during the period of January 20,2021 to September 30, 2021.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 2, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On January 14, 2021, the Company effected a 1.2 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares. The Founder Shares include an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture. As a result of the partial exercise of the underwriter’s overallotment, 875,000 shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited. The Founder Shares collectively represent 20% of the Company’s issued and outstanding shares as of September 30, 2021.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021 to pay the Sponsor a total of $10,000 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000, respectively, in fees related to these services. There were no amounts included in accrued expenses at December 31, 2020 or September 30, 2021. For the period from August 18, 2020 (Inception) through September 30, 2020, the Company did not incur any fees for these services.

Promissory Notes — Related Party

On September 2, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $90,112 under the Note which was repaid on March 31, 2021. As of September 30, 2021, there were no amounts outstanding under the Note. Borrowings under the Note are no longer available.

Due to Sponsor

At the closing of the Initial Public Offering, on January 20, 2021, the Sponsor over-funded the Trust Account in the amount of $3,000,000. These funds were returned by the trustee to the Sponsor on January 21, 2021.

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

In November 2021, the Sponsor committed to provide loans of up to $50,000 to the Company through November 14, 2022, if needed and requested by the Company, which loans will be non-interest bearing, unsecured and payable upon consummation of a Business Combination.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Merger Agreement

On July 7, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alpha Tau Medical Ltd., a company organized under the laws of the State of Israel (“Alpha Tau”) and Archery Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Alpha Tau (“Merger Sub”).

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

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Contingent Fee Agreements

On April 15, 2021, the Company entered into an agreement with a vendor for legal services related to the Merger. Specifically, the agreement calls for due diligence fees to be paid based on work performed in the event of a consummation of the Merger. The amount of fees incurred through September 30, 2021 which would be payable upon the consummation of the Merger was $344,000.

On April 15, 2021, the Company entered into an agreement with an investment bank for advisory services related to the Merger. Specifically, the agreement calls for a success fee of $3,600,000 to be paid if the Merger is successfully consummated.

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

Additionally, the Sponsor Support Agreement provides that the Sponsor and such insiders agreed not to transfer any of the Alpha Tau’s equity securities owned by the Sponsor and such insiders, except to certain permitted transferees, beginning upon the consummation of the Transactions (the “Effective Time”) and continuing until the earlier of (x) one year following the Closing Date (as defined in the Merger Agreement) and (y) following the date that the last sale price of the ordinary shares of Alpha Tau (“Alpha Tau Ordinary Shares”) equals or exceeds $12.00 per share (subject to certain adjustments) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing Date.

The Sponsor Support Agreement also provides that the Sponsor will, immediately prior to the Effective Time, surrender to the Company for no consideration 1,031,250 Founder Shares and 1,020,000 Private Placement Warrants owned by the Sponsor (the “Forfeiture”). Further, in the event that the Aggregate Transaction Proceeds (as defined in the Merger Agreement) are less than or equal to $225,000,000, the Sponsor will, immediately prior to the Effective Time, surrender to the Company for no consideration 1,718,750 Founder Shares and 1,700,000 private placement warrants (collectively, the “Redemption Equity”). In the event that the Aggregate Transaction Proceeds exceed $225,000,000 but are less than $250,000,000, the Sponsor will, immediately prior to the Effective Time, surrender to the Company for no consideration such percentage of Redemption Equity that is equal to 100% minus the quotient of (x) the amount by which the Aggregate Transaction Proceeds exceed $225,000,000 (not to exceed $25,000,000), divided by (y) $25,000,000. In the event the Aggregate Transaction Proceeds exceed $250.0 million, no Redemption Equity will be forfeited. Further, an additional 1,375,000 Founder Shares and 1,360,000 Private Placement Warrants (the “Conditional Equity”) are subject to vesting over a three year period following the Closing Date (the “Earnout Period”). The Conditional Equity shall vest only if the volume-weighted average price of Alpha Tau’s ordinary shares on the Nasdaq exceeds $14.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like recapitalization) for 20 trading days within any 30-trading day period (the “Earnout Condition”). If the Earnout Condition is not satisfied, the Conditional Equity shall not vest and the Sponsor shall, immediately as of the expiration of the Earnout Period, automatically be deemed to irrevocably transfer to Alpha Tau, surrender and forfeit (and the Sponsor shall take all actions necessary to effect such transfer, surrender and forfeiture) for no consideration the Conditional Equity. During the Earnout Period, subject to certain exceptions, the Sponsor shall not transfer the Conditional Equity.

PIPE Subscription Agreements

Concurrently with the execution of the Merger Agreement, Alpha Tau entered into Subscription Agreements with certain investors (“PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Alpha Tau has agreed to issue and sell to the PIPE Investors, an aggregate of approximately 9,263,006 Alpha Tau Ordinary Shares (on a post-Share Split (as defined below) basis) for an aggregate purchase price of up to $92,630,060 immediately prior to the Effective Time, on the terms and subject to the conditions set forth therein. The Subscription Agreements contain customary representations and warranties of Alpha Tau, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the Merger.

HEALTHCARE CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8 — STOCKHOLDERS’ EQUITY(DEFICIT) (RESTATED)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. At September 30, 2021, there were 27,500,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock, par value $0.0001 per share.. As of September 30, 2021 and December 31, 2020, there were 6,875,000 and 6,900,000 shares of Class B common stock issued and outstanding, respectively.

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

NOTE 9 — WARRANTS

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(Unaudited)

NOTE 10 — FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $275,011,620 in a money market fund which is invested in U.S. Treasury Securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$275,011,620	$—
Liabilities:
Warrant liability – Public Warrants	1	9,487,500	—
Warrant liability – Private Placement Warrants	3	4,760,000	—

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

SEPTEMBER 30, 2021

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

Subsequent Measurement

The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the consolidated statements of operations.

The key inputs into the Monte Carlo simulation for the Private Placement Warrants as of March 31, June 30, and September 30, 2021 were:

Input	March 31, 2021	June 30, 2021	September 30, 2021
Risk-free interest rate	1.16%	0.96%	1.02%
Trading days per year	250	250	250
Expected volatility	15.0%	15.0%	12.3%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.66	$9.65	$9.86

The following table presents the changes in the Level 3 fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 20, 2021	7,480,000	14,850,000	22,330,000
Change in fair value	(3,196,000)	(6,187,500)	(9,383,500)
Transfer to Level 1	—	(8,662,500)	(8,662,500)
Fair value as of March 31, 2021	$4,284,000	$—	$4,284,000
Change in fair value	816,000	—	816,000
Fair value as of June 30, 2021	5,100,000	—	5,100,000
Change in fair value	(340,000)	—	(340,000)
Fair value as of September 30, 2021	$4,760,000	$—	$4,760,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during nine months ended September 30, 2021 was $8,662,500.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC as well as the Risk Factors section of the proxy statement/ prospectus included in the registration statement on Form F-4 for the proposed Merger (as defined below) filed by Alpha Tau on August 19, 2021, as amended on October 18, 2021 The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On July 7, 2021, we entered into a Merger Agreement with Alpha Tau and Merger Sub. Alpha Tau is a clinical-stage oncology therapeutics company focused on the research, development and commercialization of alpha radiation technology as highly potent, yet uniquely conformal, localized radiation therapy for solid tumors. The proprietary Alpha DaRT technology is designed to utilize the specific therapeutic properties of alpha particles while aiming to overcome, and even harness for potential benefit, the traditional shortcomings of alpha radiation’s limited range. Alpha Tau believes that the Alpha DaRT technology has the potential to be broadly applicable across multiple targets and tumor types.

The parties anticipate that the Transactions will be consummated in the fourth quarter of 2021, after obtaining the Company Stockholder Approval and the Alpha Tau Shareholder Approval and the fulfillment or waiver of certain other conditions as described below.

Upon the Effective Time, the existing shareholders of Alpha Tau will own approximately 56.3% of the outstanding Alpha Tau Ordinary Shares and our stockholders and the PIPE Investors (as defined below) will own the remaining Alpha Tau Ordinary Shares. These percentages are calculated based on a number of assumptions and are subject to adjustment in accordance with the terms of the Merger Agreement. These relative percentages assume that none of our existing stockholders exercise their redemption rights in connection with the Merger. If any of HCCC’s stockholders exercise their redemption rights, or any of the other assumptions underlying these percentages become inaccurate, these percentages may vary from the amounts shown above.

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

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor and certain insiders entered into the Sponsor Support Agreement in favor of the Company and Alpha Tau, pursuant to which they have agreed to, among other items, (i) vote all shares of common stock of the Company beneficially owned by them in favor of the Transactions and each other proposal related to the Transactions proposed by the Company’s board of directors at the meeting of the Company stockholders relating to the Transactions; (ii) appear at such stockholder meeting (or otherwise cause such shares to be counter as present thereat) for the purpose of establishing a quorum; (iii) vote all such shares against any action that would reasonably be expected to impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Merger Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of the Company under the Merger Agreement or any other agreement entered into in connection with the Transactions or result in any of the conditions set forth in Article IX of the Merger Agreement not being fulfilled and against any change in business, management or the board of directors of the Company (other than as contemplated by the Transactions); (v) not to redeem or seek to redeem any such shares, in connection with the Company Stockholder Approval; and (vi) not to transfer, assign or sell such shares, except to certain permitted transferees, prior to the consummation of the Transactions.

Additionally, the Sponsor Support Agreement provides that the Sponsor and such insiders agreed not to transfer any of the Alpha Tau’s equity securities owned by the Sponsor and such insiders, except to certain permitted transferees, beginning at the Effective Time and continuing until the earlier of (x) one year following the Closing Date (as defined in the Merger Agreement) and (y) following the date that the last sale price of the Alpha Tau Ordinary Shares equals or exceeds $12.00 per share (subject to certain adjustments) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing Date.

The Sponsor Support Agreement also provides that the Sponsor will, immediately prior to the Effective Time, surrender to the Company for no consideration 1,031,250 Founder Shares and 1,020,000 Private Placement Warrants owned by the Sponsor. Further, in the event that the Aggregate Transaction Proceeds (as defined in the Merger Agreement) are less than or equal to $225,000,000, the Sponsor will, immediately prior to the Effective Time, surrender to the Company for no consideration 1,718,750 Founder Shares and 1,700,000 private placement warrants. In the event that the Aggregate Transaction Proceeds exceed $225,000,000 but are less than $250,000,000, the Sponsor will, immediately prior to the Effective Time, surrender to the Company for no consideration such percentage of Redemption Equity that is equal to 100% minus the quotient of (x) the amount by which the Aggregate Transaction Proceeds exceed $225,000,000 (not to exceed $25,000,000), divided by (y) $25,000,000. In the event the Aggregate Transaction Proceeds exceed $250.0 million, no Redemption Equity will be forfeited. Further, an additional 1,375,000 Founder Shares and 1,360,000 Private Placement Warrants are subject to vesting over a three year period following the Closing Date. The Conditional Equity shall vest only if the volume-weighted average price of Alpha Tau’s ordinary shares on the Nasdaq exceeds $14.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like recapitalization) for 20 trading days within any 30-trading day period. If the Earnout Condition is not satisfied, the Conditional Equity shall not vest and the Sponsor shall, immediately as of the expiration of the Earnout Period, automatically be deemed to irrevocably transfer to Alpha Tau, surrender and forfeit (and the Sponsor shall take all actions necessary to effect such transfer, surrender and forfeiture) for no consideration the Conditional Equity. During the Earnout Period, subject to certain exceptions, the Sponsor shall not transfer the Conditional Equity.

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

PIPE Subscription Agreements

Concurrently with the execution of the Merger Agreement, Alpha Tau entered into Subscription Agreements with certain PIPE Investors pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Alpha Tau has agreed to issue and sell to the PIPE Investors, an aggregate of approximately 9,263,006 Alpha Tau Ordinary Shares (on a post-Share Split basis) for an aggregate purchase price of up to $92,630,060 immediately prior to the Effective Time, on the terms and subject to the conditions set forth therein. The Subscription Agreement contains customary representations and warranties of Alpha Tau, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the Merger.

The Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed on July 8, 2021. Other than as specifically discussed, this report does not assume the closing of the proposed Transactions.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those related to the Initial Public Offering, described below and identifying a target company for a Business Combination, including the Merger with Alpha Tau.  We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net income of $249,973, which consisted of the interest earned on marketable securities held in the Trust Account of $4,225 and the change in fair value of warrant liabilities of $752,500, offset by formation and operational costs of $506,752.

For the nine months ended September 30, 2021, we had a net income of $5,361,331, which consists of the interest earned on marketable securities held in the Trust Account of $11,620 and the change in fair value of warrant liabilities of $8,082,500, offset by formation and operational costs of $1,201,860, transaction costs associated with the Initial Public Offering of $850,929, and loss on the initial issuance of Private Placement Warrants of $680,000.

For the period from August 18, 2020 (inception) through September 30, 2020, we had a net loss of $878, which consisted of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $860,653. Net income of $5,361,331 was affected by the change in fair value of warrant liabilities of $8,082,500, the change in fair value of the warrant liability in excess of purchase price paid for Private Placement Warrants of $680,000, transaction costs associated with the Initial Public Offering of $850,929, and the interest earned on marketable securities held in the Trust Account of $11,620. Changes in operating assets and liabilities provided $341,207 of cash for operating activities.

For the period from August 18, 2020 (inception) through September 30, 2020, cash used in operating activities was $0. Net loss of $878 was offset by changes in operating assets and liabilities of $878.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $275,000,000 was placed in the Trust Account. We incurred $15,556,327 in transaction costs, including $4,800,000 of underwriting fees, $10,325,000 of deferred underwriting fees and $431,327 of other offering costs.

At September 30, 2021, we had cash and marketable securities held in the Trust Account of $275,011,620. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $733,020 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. In November 2021, the Sponsor committed to provide loans of up to $50,000 to the Company through November 14, 2022, if needed and requested by the Company, which loans will be non-interest bearing, unsecured and payable upon consummation of a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” ASC 480 and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially estimated using a Monte Carlo simulation with subsequent remeasurements of the Public Warrants utilizing the trading stock price (see Note 10).

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

Net Income (Loss) per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating net loss per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net loss per common share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in our Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments such as warrants and redeemable shares issued. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception below.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the complex financial instruments. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on January 14, 2021 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on June 1, 2021, except as set forth below. For risk factors relating to Alpha Tau and the Transactions, please see the proxy statement/prospectus included in the registration statement of Alpha Tau filed with the SEC initially on August 19, 2021, as amended on October 18, 2021.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of its financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the Class A common stock underlying the units issued during its initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its Class A common stock subject to possible redemption should reflect the possible redemption of all Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity, which has resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

After consultation with our management and advisors, our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on June 1, 2021 and August 17, 2021, respectively. This represents a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from our Initial Public Offering and private placement as is described in the Company’s final prospectus, dated January 14, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Agreement and Plan of Merger, dated as of July 7, 2021, by and among Healthcare Capital Corp., Archery Merger Sub Inc. and Alpha Tau Medical Ltd. (1).
10.1	Form of Sponsor Letter Agreement, dated as of July 7, 2021, by and among Healthcare Capital Sponsor LLC, Healthcare Capital Corp., Alpha Tau Medical Ltd. And the investors named on the signature pages thereto. (1).
10.2	Form of Support Agreement, dated as of July 7, 2021, by and among Alpha Tau Medical Ltd., Healthcare Capital Corp., and the shareholders of Alpha Tau Medical Ltd. Named on the signature pages thereto. (1).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE CAPITAL CORP.

Date: November 15, 2021		/s/ William Johns
	Name:	William Johns
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021		/s/ Philip A. Baseil
	Name:	Philip A. Baseil
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)