Form 10-K
period 2021-12-31
Healthcare Capital Corp/DE
filed 2022-03-31
CIK 1822935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The registrant’s units began trading on the Nasdaq Capital Market on January 14, 2021 and the registrant’s shares of Class A common stock and warrants began trading on the Nasdaq Capital Market on March 8, 2021. As of June 30, 2021, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2021, as reported on the Nasdaq Capital Market was $265,375,000.

As of March 7, 2022, immediately prior to the consummation of the Transactions (as defined below), 27,500,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Auditor Firm ID: 688

Auditor Name: Marcum LLP

Auditor Location: New York, NY

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our future outlook following the completion of the Business Combination (as defined below) and other transactions contemplated by the Merger Agreement (as defined below);

●	our expectations around the performance of Alpha Tau (as defined herein);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Alpha Tau” are to Alpha Tau Medical Ltd., a company organized under the laws of the State of Israel;

●	“Alpha Tau Support Agreement” are to that certain Support Agreement, dated July 7, 2021, by and among Alpha Tau, the Company and certain Alpha Tau shareholders;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Business Combination” are to the merger between Merger Sub the Company, pursuant to the terms of the Merger Agreement, as a result of which the Company will become a wholly owned subsidiary of Alpha Tau;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“Effective Time” are to the effective time of consummation of the Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B common stock initially purchased by our SponsorSponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the company on January 20, 2021;

●	“initial stockholders” are to our Sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm.

●	“Merger Agreement” are to that certain Agreement and Plan of Merger, dated July 7, 2021, by and among the Company, Alpha Tau and Merger Sub;

●	“Merger Sub” are to Archery Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Alpha Tau;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Proxy Statement” are to the Company’s definitive proxy statement/prospectus, filed with the SEC on January 14, 2022;

●	“private placement warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our Sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Special Meeting” are to the special meeting of the stockholders of the Company that was held virtually on February 18, 2022 at 4:00 p.m., Eastern Time, at which our shareholders approved all the proposals related to the Business Combination;

●	“Sponsor” are to Healthcare Capital Sponsor LLC, a Delaware limited liability company controlled by Dr. David M. Milch, our Chairman;

●	“Sponsor Support Agreement” are to the letter agreement, dated July 7, 2021, by and among the Sponsor, the Company, Alpha Tau and certain insiders;

●	“Subscription Agreements” are to the subscription agreements, dated July 7, 2021, between Alpha Tau and certain investors;

●	“Transactions” are to the Business Combination and the other transactions contemplated by the Merger Agreement;

●	“trust account” are to the trust account in which an amount of $275,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants and any warrants issued upon conversion of working capital loans, to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “Company” or “our Company” are to Healthcare Capital Corp.

PART I

Item 1. Business.

We are an early stage blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination. Since our initial public offering (as described below), we focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. On March 7, 2022, we merged with and into Merger Sub as part of the Transactions and survived as a wholly owned subsidiary of Alpha Tau.

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

A total of $275,000,000, comprised of $268,200,000 of the proceeds from the initial public offering and $6,800,000 of the proceeds of the sale of the private placement warrants, was placed in the trust account maintained by Continental, acting as trustee.

Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “HCCCU”, “HCCC” and “HCCCW”, respectively. Our units commenced public trading on January 14, 2021, and our Class A common stock and warrants commenced separate public trading on March 8, 2021.

Business Combination with Alpha Tau

On July 7, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alpha Tau Medical Ltd., a company organized under the laws of the State of Israel (“Alpha Tau”) and Archery Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Alpha Tau (“Merger Sub”). Alpha Tau is a clinical-stage oncology therapeutics company focused on harnessing the innate relative biological effectiveness and short range of alpha particles for use as a localized radiation therapy for solid tumors. Alpha Tau’s proprietary Alpha DaRT technology is designed to utilize the specific therapeutic properties of alpha particles while aiming to overcome, and even harness for potential benefit, the traditional shortcomings of alpha radiation’s limited range. Alpha Tau believes that its Alpha DaRT technology has the potential to be broadly applicable across multiple targets and tumor types.

Pursuant to the Merger Agreement, Merger Sub will merge with and into our Company, with our Company surviving the merger (the “Business Combination”). As a result of the Business Combination, and upon consummation of the Business Combination and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”), we will become a wholly owned subsidiary of Alpha Tau, with our securityholders becoming securityholders of Alpha Tau.

On March 7, 2022, we merged with and into Merger Sub as part of the Transactions and survived as a wholly owned subsidiary of Alpha Tau. The following securities issuances were be made by Alpha Tau to our securityholders at the Effective Time: (i) each share of our Class A common stock (including shares issuable upon the conversion of our Class B common stock as described below) was exchanged for one Alpha Tau ordinary share and (ii) each outstanding warrant of the Company was assumed by Alpha Tau and became a warrant of Alpha Tau (each, an “Alpha Tau Warrant”) (with the number of Alpha Tau ordinary shares underlying the Alpha Tau Warrants and the exercise price of such Alpha Tau Warrants subject to adjustment in accordance with the terms of the Merger Agreement).

Immediately prior to the Effective Time, (i) each preferred share of Alpha Tau automatically converted into such number of Alpha Tau ordinary shares as determined in accordance with the existing articles of association of Alpha Tau; (ii) each Alpha Tau ordinary share that was issued and outstanding immediately prior to the Effective Time was split into 0.905292 of one Alpha Tau ordinary share (rounded to the nearest whole number) (the “Split Factor”). The Split Factor was set as of the date of the execution of the Merger Agreement and was based upon the agreed pre-money equity value of Alpha Tau (rounded to the nearest whole number) (the “Share Split”); and (iii) outstanding securities convertible into Alpha Tau ordinary shares were adjusted to give effect to the foregoing transactions and remain outstanding. Additionally, concurrently with the closing of the Merger, Alpha Tau issued securities pursuant to the Subscription Agreements, as described in more detail below.

Following the Share Split and immediately prior to the Effective Time, each share of our Class B common stock was automatically converted into one share of our Class A common stock and was subsequently exchanged into one Alpha Tau ordinary share, as described above.

PIPE Subscription Agreements

Concurrently with the execution of the Merger Agreement, Alpha Tau entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Alpha Tau has agreed to issue and sell to the PIPE Investors, an aggregate of approximately 9,263,006 Alpha Tau ordinary shares (on a post-Share Split basis) for an aggregate purchase price of up to $92,630,060 immediately prior to the Effective Time, on the terms and subject to the conditions set forth therein (the “PIPE”). The Subscription Agreement contains customary representations and warranties of Alpha Tau, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the Business Combination. The PIPE closed on March 7, 2022.

Stockholder Meeting

A special meeting (the “Special Meeting”) of our stockholders was held virtually on February 18, 2022 at 10:00 a.m., Eastern Time,

pursuant to which the Company’s stockholders approved, among others, a proposal to approve and adopt the Business Combination Agreement and Merger and the other proposals that are disclosed in our definitive proxy statement/prospectus filed with the SEC on January 14, 2022 (the “Proxy Statement”).

The number of holders of the Company’s Class A common stock exercising their redemption rights in connection with this vote did not result in the Company having less than $5,000,001 of net tangible assets after giving effect to all holders of public shares that redeemed their shares for cash. The Transactions closed on March 7, 2022, following which we survived as a wholly owned subsidiary of Alpha Tau Alpha Tau’s. began ordinary shares and warrants commenced trading on the Nasdaq Stock Market under the ticker symbol “DRTS” and “DRTSW,” respectively.

For more information on the Merger Agreement and related agreements, the Transactions and Alpha Tau, see the Proxy Statement.

Facilities

Our executive offices were located at 301 North Market Street, Suite 1414, Wilmington, DE 19801 and our telephone number is (561) 810-0031. Our executive offices were provided to us by our Sponsor. We paid our Sponsor a total of $10,000 per month for business and administrative support services.

Employees

As of December 31, 2021 we had only two officers. These individuals were not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we completed our initial business combination. The amount of time our officers devoted in any time period varied based on the stage of the initial business combination process we were in. We did not have any full-time employees prior to the completion of the Business Combination. Following the consummation of the Transactions , Uzi Sofer is our sole officer.

Periodic Reporting and Financial Information

Prior to the completion of the Transactions, we registered our units, Class A common stock and warrants under the Exchange Act and had reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We provided stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements were prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

Item 1A. Risk Factors.

Our business, financial condition, financial results, and future growth prospects are subject to a number of risks and uncertainties, including those set forth below. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, financial results, and future growth prospects. Additional risks and uncertainties that are not currently known to us or that we do not currently believe to be material may also negatively affect our business, financial condition, financial results, and future growth prospects.

As used in this Item 1A. Risk Factors, “we” and “our” shall mean HCCC’s or HCCC’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean Alpha Tau or Alpha Tau’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	our expectations around the performance of a prospective target business or businesses, such as Alpha Tau, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following the consummation of the Business Combination our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business;

●	our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	our financial performance following the Business Combination may be negatively affected by Alpha Tau’s lack of an established record of revenue, cash flows and experienced management; and

●	you will not be entitled to protections normally afforded to investors of many other blank check companies.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Proxy Statement.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our executive offices were located at 301 North Market Street, Suite 1414, Wilmington, DE 19801, and our telephone number is (561)-810-0031. The cost for our use of this space is included in the $10,000 per month fee we paid to our Sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

Our units, public shares and public warrants issued in our initial public offering each traded on Nasdaq under the symbols “HCCCU,” “HCCC,” and “HCCCW,” respectively. Our units commenced public trading on January 14, 2021, and our public shares and public warrants commenced separate trading on March 8, 2021.

(b)	Holders

On March 7, 2022, immediately following the consummation of the Transactions, there was one holder of record of our units, one holder of record of our shares of Class A common stock and one holders of record of our warrants.

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

None.

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 20, 2021, we consummated its initial public offering of 27,500,000 units, including 3,500,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consisted of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the company of $275,000,000. Simultaneously with the closing of our initial public offering, we completed the private sale of 6,800,000 private placement warrants, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,800,000. No underwriting discounts or commissions were paid with respect to such sale. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (Nos. 333-251527 and 333-252114), which became effective on January 14, 2021.

A total of $275,000,000 of the proceeds from the initial public offering (which amount included $10,325,000 of the underwriters’ then-deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at Citibank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account were to only be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We paid $6,930,000 in underwriting discounts and commissions and $870,000 for other costs and expenses related to the initial public offering. None of the underwriters were be entitled to any interest accrued on the deferred commission.

Item 6. [Reserved]

Not applicable.

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

Recent Developments

On July 7, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alpha Tau Medical Ltd., a company organized under the laws of the State of Israel (“Alpha Tau”) and Archery Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Alpha Tau (“Merger Sub”). Alpha Tau is a clinical-stage oncology therapeutics company focused on harnessing the innate relative biological effectiveness and short range of alpha particles for use as a localized radiation therapy for solid tumors. Alpha Tau’s proprietary Alpha DaRT technology is designed to utilize the specific therapeutic properties of alpha particles while aiming to overcome, and even harness for potential benefit, the traditional shortcomings of alpha radiation’s limited range. Alpha Tau believes that its Alpha DaRT technology has the potential to be broadly applicable across multiple targets and tumor types.

Pursuant to the Merger Agreement, Merger Sub will merge with and into our Company, with our Company surviving the merger (the “Business Combination”). As a result of the Business Combination, and upon consummation of the Business Combination and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”), we will become a wholly owned subsidiary of Alpha Tau, with our securityholders becoming securityholders of Alpha Tau.

On March 7, 2022, we merged with and into Merger Sub as part of the Transactions and survived as a wholly owned subsidiary of Alpha Tau. The following securities issuances were be made by Alpha Tau to our securityholders at the Effective Time: (i) each share of our Class A common stock (including shares issuable upon the conversion of our Class B common stock as described below) was exchanged for one Alpha Tau ordinary share and (ii) each outstanding warrant of the Company was assumed by Alpha Tau and became a warrant of Alpha Tau (each, an “Alpha Tau Warrant”) (with the number of Alpha Tau ordinary shares underlying the Alpha Tau Warrants and the exercise price of such Alpha Tau Warrants subject to adjustment in accordance with the terms of the Merger Agreement).

Immediately prior to the Effective Time, (i) each preferred share of Alpha Tau automatically converted into such number of Alpha Tau ordinary shares as determined in accordance with the existing articles of association of Alpha Tau; (ii) each Alpha Tau ordinary share that was issued and outstanding immediately prior to the Effective Time was split into 0.905292 of one Alpha Tau ordinary share (rounded to the nearest whole number) (the “Split Factor”). The Split Factor was set as of the date of the execution of the Merger Agreement and was based upon the agreed pre-money equity value of Alpha Tau (rounded to the nearest whole number) (the “Share Split”); and (iii) outstanding securities convertible into Alpha Tau ordinary shares were adjusted to give effect to the foregoing transactions and remain outstanding. Additionally, concurrently with the closing of the Merger, Alpha Tau issued securities pursuant to the Subscription Agreements, as described in more detail below.

Following the Share Split and immediately prior to the Effective Time, each share of our Class B common stock was automatically converted into one share of our Class A common stock and was subsequently exchanged into one Alpha Tau ordinary share, as described above.

PIPE Subscription Agreements

Concurrently with the execution of the Merger Agreement, Alpha Tau entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Alpha Tau has agreed to issue and sell to the PIPE Investors, an aggregate of approximately 9,263,006 Alpha Tau ordinary shares (on a post-Share Split basis) for an aggregate purchase price of up to $92,630,060 immediately prior to the Effective Time, on the terms and subject to the conditions set forth therein (the “PIPE”). The Subscription Agreement contains customary representations and warranties of Alpha Tau, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the Business Combination. The PIPE closed on March 7, 2022.

The Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed on July 8, 2021. The special meeting and closing of the Transactions is further described in our Current Reports on Form 8-K filed on February 22, 2022 and March 8, 2022, respectively.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those related to our initial public offering, described below and identifying a target company for a business combination. We did not generate any operating revenues prior to the completion of the Business Combination. We generated non-operating income in the form of interest income on marketable securities held after our initial public offering. We incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, the Business Combination.

For the year ended December 31, 2021, we had net income of $8,748,246, which consists of the interest earned on marketable securities held in the Trust Account of $16,417 and the change in fair value of warrants of $12,192,500, offset by formation and operating costs of $1,929,742, transaction costs allocated to warrant liabilities of $850,929, and fair value of warrant liability in excess of purchase price paid for Private Placement Warrants of $680,000.

For the period from August 18, 2020 (inception) through December 31, 2020, we had a net loss of $1,374, which consisted of formation and operating costs.

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

For the year ended December 31, 2021, cash used in operating activities was $1,037,179. Net income of $8,748,246 was affected by the change in fair value of warrants of $12,192,500, the fair value of the warrant liability in excess of purchase price of $680,000, transaction costs allocated to warrant liabilities of $850,929, and the interest earned on marketable securities held in the Trust Account of $16,417. Changes in operating assets and liabilities provided $892,563 of cash for operating activities.

For the period from August 18, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $1,374 was offset by changes in operating assets and liabilities of $1,374.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $275,000,000 was placed in the Trust Account. We incurred $15,556,327 in transaction costs, including $4,800,000 of underwriting fees, $10,325,000 of deferred underwriting fees and $431,327 of other offering costs.

At December 31, 2021, we had cash and marketable securities held in the Trust Account of $275,016,417. We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest was net of taxes payable and excluding deferred underwriting commissions, to complete the Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any.

At December 31, 2021, we had cash of $556,494 held outside of the Trust Account. We used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors were permitted to, but were not obligated to, loan us funds which would have been repaid upon completion of the Business Combination from the Trust Account, as required. No loans were taken and no warrants were issued prior to the completion of the Business Combination.

As of March 7, 2022, substantial doubt about our ability to continue as a going concern was alleviated due to the closing of the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to a deferred fee of $0.35 per Unit on the 24,000,000 units sold as part of our Initial Public Offering, or $8,400,000. The underwriters were also entitled to a deferred fee of $0.55 per unit on the 3,500,000 units sold as part of the underwriters’ partial exercise of their overallotment option, or $1,925,000. The underwriters were entitled to a fee of $10,325,000 in the aggregate. The deferred fee became payable to the underwriters from the amounts held in the Trust Account upon completion of the Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially estimated using a Monte Carlo simulation with subsequent remeasurements of the Public Warrants utilizing the trading stock price (see Note 10 to the financial statements included in this Annual Report).

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

Net Income (Loss) per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating net loss per common share. The remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net loss per common share as the redemption value approximates fair value.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of March 7, 2022, immediately prior to the closing of the Business Combination, our directors and officers were as follows:

Name	Age	Position
Dr. David Milch	67	Chairman of the Board of Directors
William Johns	63	Chief Executive Officer and Director
Philip A. Baseil	65	Chief Financial Officer
Dr. Thomas Insel	70	Director
Peter Kash	60	Director
Bruce E. Roberts	56	Director

The experience of our directors and executive officers is as follows:

Dr. David Milch, our Chairman of the Board of Directors, has been a self-employed independent investor in the life sciences and technology areas for the past 30 years. Upon closing of the Business Combination, Dr. Milch joined the Board of Directors of Alpha Tau. Recently, Dr. Milch pursued a number of media opportunities, as the lead investor, including Mila-Media, BeTerrific! and others. In 2014, Dr. Milch invested in the first biopharma spinout from well-known genomics research leader Jackson Laboratories, Cyteir Therapeutics, with co-investors Celgene Corporation, Venrock, Silverlake and others. In 2010, Dr. Milch established the Dr. David M. Milch Foundation to serve “Tikkun Olam” (healing the world) in two primary areas: Arts for Social Impact which focuses on film, theater, and other modes of creativity, and Youth Mentoring, which helps foster leadership development and civic responsibility. In 2008, Dr. Milch was part of the small angel group which capitalized Games24X7 in India, currently named RummyCircle. Dr. Milch received his B.S. in Biology at Stanford University and his M.D. from Harvard Medical School. We believe that Mr. Milch is well qualified to serve on our Board due to his experience in investment and the life sciences and technology sector.

William Johns, our Chief Executive Officer and a Director, is a healthcare information technology entrepreneur and former investment banker. Since January 2010, Mr. Johns has served as founder and Chief Executive Officer of National Provider Network, LLC, which offers advanced healthcare focused software applications and services to medical enterprises. Prior to that, Mr. Johns spent 20 years in investment banking, including with Salomon Brothers, Citigroup and Fox-Pitt Kelton. From 1996 to 2001, Mr. Johns worked as a financial institution coverage banker and rose to the title of Co-Head of European Financial Institutions investment banking for Salomon Smith Barney. From 2003 to 2004, Mr. Johns served as US Head of Corporate Finance for Fox-Pitt Kelton. Mr. Johns received his A.B. in Economics and Political Science with honors from the University of Michigan and an MBA from Columbia University. We believe that Mr. Johns is well qualified to serve on our Board due to his extensive experience in investment banking and with healthcare information technology.

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

Number and Terms of Office of Officers and Directors

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2022, immediately prior to the closing of the Business Combination, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,375,000 shares of our common stock, consisting of (i) 27,500,000 shares of our Class A common stock and (ii) 6,875,000 shares of our Class B common stock, issued and outstanding as of March 7, 2022, immediately prior to the closing of the Business Combination, On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. All of the shares of Class B common stock were convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Current Directors and Executive Officers
Dr. David Milch(3)	--	--	6,875,000	100.0%	20.0%
William Johns	--	--	--	--	--
Philip A. Baseil	--	--	--	--	--
Dr. Thomas Insel	--	--	--
Dr. Peter Kash	--	--	--
Bruce E. Roberts	--	--	--
All executive officers and directors as a group (6 individuals)	--	--	6,875,000	100.0%
Five Percent or More Holders
Healthcare Capital Sponsor LLC(3)	--	--	6,875,000	100.0%	20.0%
Atalaya Capital Management LP(4)	1,485,000	5.4%	--	--	4.3%
Linden Capital L.P.(5)	1,475,000	5.4%	--	--	4.3%
BlueCrest Capital Management Limited(6)	1,800,000	6.5%	--	--	5.2%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Healthcare Capital Corp., 301 North Market Street, Suite 1414, Wilmington, DE 19801.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

(3)	Our Sponsor is the record holder of such shares. David M. Milch is the manager of our Sponsor, and as such may have voting and investment discretion with respect to the common stock held of record by our Sponsor and may be deemed to have beneficial ownership of the common stock held directly by our Sponsor. Dr. Milch disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Based solely on the Schedule 13G/A, Atalaya Capital Management LP (“ACM”) serves as sub-advisor to Corbin ERISA Opportunity Fund, Ltd. (“Corbin”) and Corbin Opportunity Fund, L.P. (“COF”), and in such capacity, exercises discretionary investment authority over the shares underlying units held directly by Corbin and COF. ACM may be deemed the beneficial owner of 1,485,000 shares underlying units, which amount includes the (i) 742,500 shares underlying units beneficially owned by Corbin and (ii) 371,250 shares underlying units beneficially owned by COF. Each of Corbin Capital Partners GP, LLC (“Corbin GP”) and Corbin Capital Partners, L.P. (“CCP”) may be deemed the beneficial owner of 1,113,750 shares underlying units. ACM has sole voting and dispositive power with regard to 371,250 shares, and shared voting and dispositive power with regard to 1,113,750 shares. Corbin has shared voting and dispositive power with regard to 742,500 shares. Corbin GP and CCP have shared voting and dispositive power with regard to 1,113,750 shares. COF has shares voting and dispositive power with regard to 371,250 shares. Corbin, Corbin GP and CCP disclaim beneficial ownership over the shares held directly by ACM. ACM’s business address is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The business address of each of the other entities referenced in this footnote is 590 Madison Avenue, 31st Floor, New York, NY 10022.

(5)	Based solely on the Schedule 13G, these shares are held for the account of Linden Capital L.P. and one or more separately managed accounts (the “Managed Accounts”). Linden GP LLC is the general partner of Linden Capital L.P. and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital L.P. Linden Advisors LP is the investment manager of Linden Capital L.P. and trading advisor or investment advisor for the managed accounts. Siu Min (Joe) Wong is the principal owner and controlling person of Linden Advisors LP and Linden GP LLC. In such capacities, Linden Advisors LP and Mr. Wong each may be deemed to beneficially own the shares held by each of Linden Capital L.P. and the Managed Accounts. Linden Capital L.P. and Linden GP LLC share voting and dispositive power over 1,345,809 shares. Linden Advisors LP and Mr. Wong share voting and dispositive power over 1,475,000 shares. The business address of Linden Capital L.P. is Victoria Place, 31 Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address of each of Linden Advisors LP, Linden GP LLC and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, NY 10022.

(6)	Based solely on the Schedule 13G, BlueCrest Capital Management Limited is the record holder of the securities reported herein. Michael Platt is principal, director and control person of BlueCrest Capital Management Limited. Each of BlueCrest Capital Management Limited and Mr. Platt may be deemed to share beneficial ownership of the securities held of record by BlueCrest Capital Management Limited. The business address of Blue Crest Capital Management Limited and Mr. Platt is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands JE2 4HR.

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

On January 20, 2021, simultaneously with the closing of our initial public offering, our Sponsor purchased an aggregate of 6,800,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement, generating gross proceeds to us of $6,800,000. Each private placement warrant is identical to our public warrants, except as otherwise disclosed in the Registration Statement, and entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

Commencing on January 14, 2021, we agreed to pay our Sponsor a total of $10,000 per month for business and administrative support services. Upon completion of our business combination, we ceased  paying these monthly fees.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors had the right, but not the obligation to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In November 2021, the Sponsor committed to provide loans of up to $50,000 to the Company through November 14, 2022, if needed and requested by the Company, which loans will be non-interest bearing, unsecured and payable upon consummation of a business combination.

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

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2021	For the Period from August 18, 2020 (Inception) through December 31, 2020
Audit Fees(1)	$178,710	$15,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$178,710	$15,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

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

HEALTHCARE CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Healthcare Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Healthcare Capital Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from August 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits . We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2022

PCAOB ID Number 688

HEALTHCARE CAPITAL CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$556,494	$—
Total Current Assets	556,494	—

Deferred offering costs	—	165,029
Marketable securities held in Trust Account	275,016,417	—
TOTAL ASSETS	$275,572,911	$165,029

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$893,937	$1,374
Accrued offering costs	—	50,175
Due to related parties	—	89,854
Total Current Liabilities	893,937	141,403

Deferred underwriting fee payable	10,325,000	—
Warrant liability	10,137,500	—
Total Liabilities	21,356,437	141,403

Commitments and Contingencies

Class A common stock, $.0001 par value; 100,000,000 shares authorized; 27,500,000 and no shares subject to possible redemption issued and outstanding at redemption value at December 31, 2021 and 2020, respectively	275,000,000	—

Stockholders’ (Deficit) Equity
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 and 6,900,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	687	690
Additional paid-in capital	—	24,310
Accumulated deficit	(20,784,213)	(1,374)
Total Stockholders’ (Deficit) Equity	(20,783,526)	23,626
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$275,572,911	$165,029

The accompanying notes are an integral part of the financial statements.

HEALTHCARE CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 18, 2020 (Inception) through December 31,
	2021	2020

Formation and operating costs	$1,929,742	$1,374
Loss from operations	(1,929,742)	(1,374)

Other income (expense):
Change in fair value of warrants	12,192,500	—
Transaction costs allocated to warrant liabilities	(850,929)	—
Fair value of warrant liability in excess of purchase price paid for Private Placement Warrants	(680,000)	—
Interest earned on marketable securities held in Trust Account	16,417	—
Other income, net	10,677,988	—

Net income (loss)	$8,748,246	$(1,374)

Weighted average shares outstanding of Class A common stock	25,993,151	—
Basic and diluted net income per share, redeemable Class A common stock	$0.27	$—
Weighted average shares outstanding of Class B common stock	6,827,055	6,250,000
Basic net income (loss) per share, Class B common stock	$0.27	$(0.00)
Weighted average shares outstanding of Class B common stock	6,875,000	—
Diluted net income per share, Class B common stock	$0.27	$—

The accompanying notes are an integral part of the financial statements.

HEALTHCARE CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – August 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(1,374)	(1,374)
Balance – December 31, 2020	—	$—	6,900,000	$690	24,310	(1,374)	23,626

Remeasurement Adjustment on redeemable common stock	—	—	—	—	(24,313)	(29,531,085)	(29,555,398)

Forfeiture of Founder Shares	—	—	(25,000)	(3)	3	—	—

Net income	—	—	—	—	—	8,748,246	8,748,246
Balance – December 31, 2021	—	$—	6,875,000	$687	$—	$(20,784,213)	$(20,783,526)

The accompanying notes are an integral part of the financial statements.

HEALTHCARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 18, 2020 (Inception) through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$8,748,246	$(1,374)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(12,192,500)	—
Transaction costs allocated to warrant liabilities	850,929	—
Fair Value of Warrant Liability in excess of Purchase Price	680,000	—
Interest earned on marketable securities held in Trust Account	(16,417)	—
Changes in operating assets and liabilities:
Accrued expenses	892,563	1,374
Net cash used in operating activities	(1,037,179)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(275,000,000)	—
Net cash used in investing activities	(275,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,200,000	—
Proceeds from sale of Private Placement Warrants	6,800,000	—
Proceeds from promissory note – related party	258	89,854
Repayment of promissory note – related party	(90,112)	(89,854)
Payments of offering costs	(316,473)	—
Net cash provided by financing activities	276,593,673	—

Net Change in Cash	556,494	—
Cash – Beginning	—	—
Cash – Ending	$556,494	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$50,175
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Remeasurement adjustment on redeemable common stock	$29,555,398	$—
Deferred underwriting fee payable	$10,325,000	$—
Initial classification of warrant liability	$22,330,000	$—
Forfeiture of Founder Shares	$(3)	$—

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Healthcare Capital Corp. (the “Company”) was incorporated in Delaware on August 18, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

Business Combination

As previously disclosed, on July 7, 2021, Healthcare Capital Corp., a Delaware corporation (“HCCC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alpha Tau Medical Ltd., a company organized under the laws of the State of Israel (“Alpha Tau”) and Archery Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Alpha Tau (“Merger Sub”).

On March 7, 2022 (the “Closing Date”), as contemplated by the Merger Agreement, Merger Sub merged with and into HCCC, with HCCC surviving as a wholly-owned subsidiary of Alpha Tau (the “Business Combination”).

On the Closing Date, the following securities issuances were made by Alpha Tau to HCCC’s securityholders: (i) each outstanding share of Class B common stock of HCCC, after taking into account the forfeiture of certain shares by the holders of Class B common stock, automatically converted into one share of Class A common stock of HCCC and was then exchanged for one ordinary share, without par value, of Alpha Tau (the “Company Ordinary Share”), (ii) each outstanding share of Class A common stock of HCCC was exchanged for one Company Ordinary Share, and (iii) each outstanding warrant of HCCC, after taking into account the forfeiture of certain warrants by certain holders of warrants of HCCC, was assumed by Alpha Tau and became a warrant of Alpha Tau (“Company Warrant”).

In connection with the consummation of the Business Combination, on the Closing Date, HCCC and Alpha Tau notified The Nasdaq Capital Market (“Nasdaq”) that the certificate of merger relating to the Business Combination had been filed with the Secretary of State of the State of Delaware and that HCCC’s outstanding securities had been converted into Company Ordinary Shares and Company Warrants. HCCC requested that Nasdaq delist HCCC’s units, Class A common stock, and warrants on March 7, 2022, and as a result, trading of HCCC’s units, Class A common stock, and warrants on Nasdaq will be suspended in advance of trading on March 8, 2022. On March 7, 2022, Nasdaq filed a notification of removal from listing and registration on Form 25, thereby commencing the process of delisting HCCC’s securities from Nasdaq and deregistering the securities under Section 12(b) of the Securities Exchange Act of 1934, as amended.

Business Prior to the Business Combination

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through December 31, 2021 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed business combination with Alpha Tau Medical Ltd., which is described in Note 6.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company and which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and expenses for the reporting periods presented.

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ (deficit) equity upon the completion of the Initial Public Offering. Offering costs amounting to $15,556,327 were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering excluding, $850,929 related to the warrants which were included as expenses in the statements of operations (see Note 1).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$275,000,000
Less:
Proceeds allocated to Public Warrants	(14,850,000)
Class A common stock issuance costs	(14,705,398)
Plus:
Accretion of carrying value to redemption value	29,555,398

Class A common stock subject to possible redemption	$275,000,000

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and Financial Accounting Standards Board (FASB) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (ASC  480) and ASC 815,”Derivatives and Hedging” (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss ) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net loss per common share. The remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net loss per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,550,000 Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from August 18, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$6,928,490	$1,819,756	$—	$(1,374)
Denominator:
Basic weighted average shares outstanding	25,993,151	6,827,055	—	6,250,000

Basic net income per common stock	$0.27	$0.27	$—	$(0.00)

	Year Ended December 31, 2021		For the Period from August 18, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$6,928,490	$1,829,862	$—	$—
Denominator:
Diluted weighted average shares outstanding	25,993,151	6,875,000	—	—

Diluted net income per common stock	$0.27	$0.27	$—	$—

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

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

Recently Accounting Standards

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,500,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant or $6,800,000 in the aggregate, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the fair value of the Private Placement Warrants exceeding the purchase price at the time of purchase, the Company incurred a charge of $680,000 during the period of January 20, 2021  to December 31, 2021.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 2, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On January 14, 2021, the Company effected a 1.2 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares. The Founder Shares include an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture. As a result of the partial exercise of the underwriter’s overallotment, 875,000 shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited. The Founder Shares collectively represent 20% of the Company’s issued and outstanding shares as of December 31, 2021.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 14, 2021 to pay the Sponsor a total of $10,000 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and paid $120,000, respectively, in fees related to these services. There were no amounts included in accrued expenses at December 31, 2020 or 2021. For the period from August 18, 2020 (Inception) through December 31, 2020, the Company did not incur any fees for these services.

On the Closing Date, in connection with the consummation of the Business Combination, the Administrative Service Agreement between the Company and Healthcare Capital Sponsor LLC (the “Sponsor”) was terminated.

Promissory Note – Related Party

On September 2, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $90,112 under the Note which was repaid on March 31, 2021. As of December 31, 2021, there were no amounts outstanding under the Note. Borrowings under the Note are no longer available.

Due to Sponsor

At the closing of the Initial Public Offering, on January 20, 2021, the Sponsor over-funded the Trust Account in the amount of $3,000,000. These funds were returned by the trustee to the Sponsor on January 21, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

In November 2021, the Sponsor committed to provide loans of up to $50,000 to the Company through November 14, 2022, if needed and requested by the Company, which loans will be non-interest bearing, unsecured and payable upon consummation of a Business Combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit on the 24,000,000 Units sold as part of our Initial Public Offering, or $8,400,000. The underwriters are also entitled to a deferred fee of $0.55 per unit on the 3,500,000 units sold as part of the underwriter’s partial exercise of their overallotment option, or $1,925,000. The underwriters are entitled to a fee of $10,325,000 in the aggregate. The deferred fee obligation was paid to the underwriter from the amounts held in the Trust Account on March 7, 2022, the date of the business combination.

Merger Agreement

As previously disclosed, on July 7, 2021, the Company (“HCCC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alpha Tau Medical Ltd., a company organized under the laws of the State of Israel (“Alpha Tau”) and Archery Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Alpha Tau (“Merger Sub”).

On March 7, 2022 (the “Closing Date”), as contemplated by the Merger Agreement, Merger Sub merged with and into HCCC, with HCCC surviving as a wholly-owned subsidiary of Alpha Tau (the “Business Combination”).

On the Closing Date, the following securities issuances were made by Alpha Tau to HCCC’s securityholders: (i) each outstanding share of Class B common stock of HCCC, after taking into account the forfeiture of certain shares by the holders of Class B common stock, automatically converted into one share of Class A common stock of HCCC and was then exchanged for one ordinary share, without par value, of Alpha Tau (the “Company Ordinary Share”), (ii) each outstanding share of Class A common stock of HCCC was exchanged for one Company Ordinary Share, and (iii) each outstanding warrant of HCCC, after taking into account the forfeiture of certain warrants by certain holders of warrants of HCCC, was assumed by Alpha Tau and became a warrant of Alpha Tau (“Company Warrant”).

Amended Warrant Agreement

On the Closing Date, HCCC, Alpha Tau and Continental Stock Transfer & Trust Company, a New York corporation (“Continental”) entered into that certain Amended and Restated Warrant Agreement (the “Amended Warrant Agreement”). The Amended Warrant Agreement amends and restates that certain Warrant Agreement, dated as of January 14, 2021, by and between HCCC and Continental (the “Existing Warrant Agreement”) to provide for the assignment by the Company and the assumption by Alpha Tau of all the rights and obligations of HCCC under the Existing Warrant Agreement with respect to the Company Warrants. Pursuant to the Amended Warrant Agreement, all HCCC warrants under the Existing Warrant Agreement will no longer be exercisable for shares of HCCC’s Class A common stock, but instead will be exercisable for Company Ordinary Shares.

Contingent Fee Agreements

On April 15, 2021, the Company entered into an agreement with a vendor for legal services related to the Merger. Specifically, the agreement calls for due diligence fees to be paid based on work performed in the event of a consummation of the Merger. The amount of fees incurred through December 31, 2021 which would be payable upon the consummation of the Merger was approximately $344,000, which are included in the statement of operations for the year ended December 31, 2021.

On April 15, 2021, the Company entered into an agreement with an investment bank for advisory services related to the Merger. Specifically, the agreement calls for a success fee of approximately $3,600,000 to be paid if the Merger is successfully consummated.

Upon successful completion of the business combination, the amounts related to the contingent fee agreements were earned.

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

The Sponsor Support Agreement also provides that the Sponsor will, immediately prior to the Effective Time, surrender to the Company for no consideration 1,031,250 Founder Shares and 1,020,000 Private Placement Warrants owned by the Sponsor (the “Forfeiture”). Further, in the event that the Aggregate Transaction Proceeds (as defined in the Merger Agreement) are less than or equal to $225,000,000, the Sponsor will, immediately prior to the Effective Time, surrender to the Company for no consideration 1,718,750 Founder Shares and 1,700,000 private placement warrants (collectively, the “Redemption Equity”). In the event that the Aggregate Transaction Proceeds exceed $225,000,000 but are less than $250,000,000, the Sponsor will, immediately prior to the Effective Time, surrender to the Company for no consideration such percentage of Redemption Equity that is equal to 100% minus the quotient of (x) the amount by which the Aggregate Transaction Proceeds exceed $225,000,000 (not to exceed $25,000,000), divided by (y) $25,000,000. In the event the Aggregate Transaction Proceeds exceed $250.0 million, no Redemption Equity will be forfeited. Further, an additional 1,375,000 Founder Shares and 1,360,000 Private Placement Warrants (the “Conditional Equity”) are subject to vesting over a three-year period following the Closing Date (the “Earnout Period”). The Conditional Equity shall vest only if the volume-weighted average price of Alpha Tau’s ordinary shares on the Nasdaq exceeds $14.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like recapitalization) for 20 trading days within any 30-trading day period (the “Earnout Condition”). If the Earnout Condition is not satisfied, the Conditional Equity shall not vest and the Sponsor shall, immediately as of the expiration of the Earnout Period, automatically be deemed to irrevocably transfer to Alpha Tau, surrender and forfeit (and the Sponsor shall take all actions necessary to effect such transfer, surrender and forfeiture), for no consideration, the Conditional Equity. During the Earnout Period, subject to certain exceptions, the Sponsor shall not transfer the Conditional Equity.

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. At December 31, 2021, there were 27,500,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock, par value $0.0001 per share.. As of December 31, 2021 and 2020, there were 6,875,000 and 6,900,000 shares of Class B common stock issued and outstanding, respectively.

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

NOTE 8. WARRANTS

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

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$38,737	$289
Start-up and organizational costs	274,984	—
Total deferred tax assets	313,721	289
Valuation Allowance	(313,721)	(289)
Net deferred tax assets	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period from August 18, 2020 (inception) through 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(313,432)	(289)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	313,432	289

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $184,461 and $1,374 of U.S. federal net operating loss carryovers, that do not expire, available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $313,432. For the period from August 18, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $289.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2021 and for the period from August 18, 2020 (inception) through December 31, 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrants	(29.3)%	0.0%
Transaction costs allocated to warrant liabilities	2.0%	0.0%
Fair value of warrant liability in excess of purchase price paid for Private Placement Warrants	1.6%	0.0%
Facilitative Merger Costs	1.0%
Valuation allowance	3.6%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 and for the period ended August 18, 2020 (inception) through December 31, 2020 remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, assets held in the Trust Account were comprised of $275,016,417 in a money market fund which is invested in U.S. Treasury Securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$275,016,417	$—
Liabilities:
Warrant liability – Public Warrants	1	6,737,500	—
Warrant liability – Private Placement Warrants	3	3,400,000	—

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

Subsequent Measurement

The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

The key inputs into the Monte Carlo simulation for the Private Placement Warrants as of December 31, 2021 were:

Input	December 31, 2021
Risk-free interest rate	1.27%
Trading days per year	250
Expected volatility	9.7%
Exercise price	$11.50
Stock price	$9.82

The following table presents the changes in the Level 3 fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 20, 2021	7,480,000	14,850,000	22,330,000
Change in fair value	(3,196,000)	(6,187,500)	(9,383,500)
Transfer to Level 1	—	(8,662,500)	(8,662,500)
Fair value as of March 31, 2021	$4,284,000	$—	$4,284,000
Change in fair value	816,000	—	816,000
Fair value as of June 30, 2021	5,100,000	—	5,100,000
Change in fair value	(340,000)	—	(340,000)
Fair value as of September 30, 2021	$4,760,000	$—	$4,760,000
Change in fair value	(1,360,000)	—	(1,360,000)
Fair value as of December 31, 2021	$3,400,000	$—	$3,400,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during year ended December 31, 2021 was $8,662,500.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

As described in Note 1, the Company consummated the previously announced Business Combination on March 7, 2022.

Item 16. Form 10-K Summary

Not applicable.

HEALTHCARE CAPITAL CORP.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 20, 2021, by and Healthcare Corp. and Cantor Fitzgerald & Co., as representative of the several underwriters. (2)
2.1+	Agreement and Plan of Merger, dated as of July 7, 2021, by and among the Company, Merger Sub and Alpha Tau (4)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated January 14, 2021, by and between the Company and Continental, as warrant agent. (3)
4.6	Amended and Restated Warrant Agreement, dated as of March 7, 2022, among Healthcare Capital Corp., Alpha Tau Medical Ltd. and Continental Stock Transfer & Trust Company.(6)
4.5	Description of the Registrant’s Securities*
10.1	Letter Agreement, dated January 14, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.2	Promissory Note, dated as of September 2, 2020 issued to the Sponsor. (2)
10.3	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental, as trustee. (3)
10.4	Registration Rights Agreement, dated January 14, 2021, by and among the Company and certain securityholders. (3)
10.5	Securities Subscription Agreement, dated September 2, 2020, between the Company and the Sponsor. (1)
10.6	Administrative Support Agreement, dated January 14, 2021, by and among the Company and the Sponsor. (3)
10.7	Private Placement Warrants Purchase Agreement, dated January 14, 2021, by and between the Company and the Sponsor. (3)
10.8	Form of Indemnity Agreement. (2)
10.9	Form of Sponsor Support Agreement, dated as of July 7, 2021, by and among the Sponsor, the Company, Alpha Tau and the investors named on the signature pages thereto. (4)
10.10	Amendment to Sponsor Support Agreement, dated as of February 17, 2022, by and among Healthcare Capital Sponsor LLC, Healthcare Capital Corp., Alpha Tau Medical Ltd. and the individuals named on the signature pages thereto.(5)
10.10	Form of Support Agreement, dated as of July 7, 2021, by and among Alpha Tau, the Company and the shareholders of Alpha Tau named on the signature pages thereto. (4)
14.1	Form of Code of Ethics (2)
14.2	Form of Audit Committee Charter (2)
14.3	Form of Compensation Committee Charter (2)
31.1	Certification of the Principal Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated herein by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 21, 2020.
(2)	Incorporated herein by reference to exhibits to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 11, 2021.
(3)	Incorporated herein by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2021.
(4)	Incorporated herein by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2021.
(5)	Incorporated herein by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2022.
(6)	Incorporated herein by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	Healthcare Capital Corp.

	By:	/s/ Uzi Sofer
	Name:	Uzi Sofer
	Title:	President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Uzi Sofer	President and Director	March 31, 2022
Uzi Sofer	(Principal Executive and Financial Officer)